Form 10-K
period 2000-03-31
NISSAN AUTO RECEIVABLES 2000-A OWNER TRUST
filed 2000-07-03
CIK 1117927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE NOT REQUIRED)
For the period December 21, 1999 (date of formation) through March 31, 2000
or
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ______________ to _____________

Commission file number 333-82763

Nissan Auto Receivables Corporation
on behalf of Nissan Auto Receivables 2000-AOwner Trust
(Exact name of registrant as specified in its charter)

DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 West 190th Street, Torrance, California 90502
(Address of principal executive offices)

(310) 719-8013
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

X __	Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

$ 0

This Annual Report on Form 10-K is being filed by Nissan Auto Receivables Corporation ("NARC"), on behalf of the Nissan Auto Receivables 2000-A Owner Trust (the "Trust"), a Delaware business trust formed pursuant to a trust agreement, dated as of December 21, 1999, between NARC, as Seller (the "Seller"), and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). Reference is further made to the Indenture, dated as of January 27, 2000, among the Trust, as issuer, and Norwest Bank Minnesota, National Association, as indenture trustee (the "Indenture Trustee", together with the Owner Trustee, the "Trustees"), providing for the issuance by the Trust of notes entitled "Nissan Auto Receivables 2000-A Owner Trust 6.125% Asset Backed Notes, Class A-1" (the "Class A-1 Notes"), "Nissan Auto Receivables 2000-A Owner Trust 6.730% Asset Backed Notes, Class A-2" (the "Class A-2 Notes"), "Nissan Auto Receivables 2000-A Owner Trust 7.010% Asset Backed Notes, Class A-3" (the "Class A-3 Notes) and "Nissan Auto Receivables 2000-A Owner Trust 7.170% Asset Backed Notes, Class A-4" (the "Class A-3 Notes", together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"), registered under the Securities Act of 1933. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the "No-Action Letter"), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Notes.

PART I

Item 2. PROPERTIES.

The following table sets forth the aggregate information of the Trust for the period from December 21, 1999 through March 31, 2000:

Distributions Allocable to Principal	$64,990,000.00
Distributions Allocable to Income	$10,925,000.00
Amounts Received from the Yield Supplement
Account Distributed as Income	$241,000.00
Servicing Fees Paid to Servicer (NMAC)	$2,042,000.00
Class A-1 Notes Percentage of Servicing Fees	19.98%
Class A-2 Notes Percentage of Servicing Fees	28.03%
Class A-3 Notes Percentage of Servicing Fees	30.60%
Class A-4 Notes Percentage of Servicing Fees	11.64%
Certificates Percentage of Servicing Fees	9.74%
Additional Servicing Compensation
Paid to Servicer (NMAC)	$0.00
Net Losses	$534,499.00
Principal Recoveries of Defaulted Receivables	$56,824.00

Average Rate and Percentages for the period from December 21, 1999 through March 31, 2000

Average Net Loss Ratio (including repossessions)	0.26%

	Number of Delinquency Ratios	Dollar Amount Contracts
31-60 Days Delinquent	0.33%	0.34%
61-90 Days Delinquent	0.02%	0.02%
91 Days or More Delinquent	0.00%	0.00%

Item 3.	LEGAL PROCEEDINGS.
Not applicable
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable
PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All Notes issued by the Trust are registered in the name of Cede & Co. Within the meaning of the No-Action Letter, the number of "holders of record" of the Notes as of March 31, 2000, was 70.

There is no established public trading market for the Notes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The audited financial statements of the Trust and the related notes are included herein on pages F-1 to F-11.
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable
PART IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)	List of documents filed as part of the Annual Report:
	1.	Index to Financial Statements:	Page Number
		Cover Page	F-1
		Independent Auditors Report	F-2
		Balance Sheet as of March 31, 2000	F-3
		Statement of Income for the period December 21, 1999 (date of formation) through March 31, 2000	F-4
		Statement of Changes in Net Assets Held in Trust for the period December 21, 1999 (date of formation) through March 31, 2000	F-5
		Statement of Cash Flows for the period December 21, 1999 (date of formation) through March 31, 2000	F-6
		Notes to Financial Statements	F-7
	2.	Financial Statement Schedules:
Not applicable
	3.	Exhibits:
Officer's Certificate, dated as of March 31, 2000 The Registrant has also included herein the annualized financial information set forth in Item 2.
(b)	Reports on Form 8-K:

The Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to certificateholders on February 23, 2000 for the month ended January 31, 2000, on March 29, 2000 for the month ended February 29, 2000 and on April 25, 2000 for the month ended March 31, 2000. Included in each such Form 8-K report as Exhibit 99.1 is the monthly servicing report for each respective month end as provided by the Servicer to the Trustees.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2000

NISSAN AUTO RECEIVABLES CORPORATION

By: /s/ Benjamin V. Harwood

Name: Benjamin V. Harwood

Title: Treasurer

EXHIBIT INDEX
Exhibit No.	Description	Sequentially Numbered Page
99.1	Officer's Certificate, dated as of March 31, 2000	7

NISSAN MOTOR ACCEPTANCE CORPORATION

OFFICER'S CERTIFICATE

The undersigned, Benjamin V. Harwood, Vice President, Treasurer of NISSAN MOTOR ACCEPTANCE CORPORATION, a California corporation (the "Company"), does hereby certify, in his capacity as such corporate officer, as follows:

(1) The undersigned has caused a review of the activities of the Company, in its capacity as Servicer, during the period January 27, 2000 through March 31, 2000, and of its performance pursuant to that certain Sale and Servicing Agreement, dated as of January 27, 2000 (the "Agreement") by and among the Company, Nissan Auto Receivables Corporation, as Seller, and Nissan Auto Receivables 2000-A Owner Trust, as Issuer, to be conducted under his supervision; and

(2) To the best of the undersigned's knowledge, based upon such review, the Company has fulfilled all of its obligations under the Agreement for the period January 27, 2000 through March 31, 2000.

This Officers Certificate is being furnished to Wilmington Trust Company, as Owner Trustee, Norwest Bank Minnesota, National Association, as Indenture Trustee, Standard & Poors Ratings Services and Moodys Investors Service, Inc., as required by Section 4.09(a) of the Agreement.

IN WITNESS WHEREOF, I have set my hand effective as of the 31st day of March, 2000.

/s/ Benjamin V. Harwood
Benjamin V. Harwood
Treasurer

NISSAN AUTO RECEIVABLES
2000-A OWNER TRUST

Financial Statements as of
March 31, 2000, and
for the Period December 21, 1999
(date of formation) through March 31, 2000

INDEPENDENT AUDITORS REPORT

Nissan Auto Receivables 2000-A Owner Trust:

We have audited the accompanying balance sheet of Nissan Auto Receivables 2000-A Owner Trust (the "Trust") as of March 31, 2000, and the related statements of income, changes in net assets held in trust, and cash flows for the period December 21, 1999 (date of formation) through March 31, 2000. These financial statements are the responsibility of the Trusts management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2000, and the results of its operations and its cash flows for the period December 21, 1999 (date of formation) through March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

April 28, 2000
Los Angeles, California

NISSAN AUTO RECEIVABLES 2000-A OWNER TRUST
BALANCE SHEET
March 31, 2000
(Dollars in Thousands)
ASSETS:
Cash and cash equivalents in collection account (Note 2)	$ 27,840
Finance receivables (Notes 2, 4, 6 and 8)	772,196
Collections receivable from Servicer (Note 2)	905
Receivable from yield supplement account (Note 5)	1,380
TOTAL ASSETS	$802,321

LIABILITIES:
Servicing fee payable (Notes 2 and 3)	$ 664
Distributions payable Class A-1 (Notes 3 and 4)	24,910
Distributions payable Class A-2 (Notes 3 and 4)	1,284
Distributions payable Class A-3 (Notes 3 and 4)	1,460
Distributions payable Class A-4 (Notes 3 and 4)	568
Excess amounts payable to seller (Notes 3 and 4)	1,046
Reimbursement of advance (Note 3)	193
Total liabilities
30,125

NET ASSETS HELD IN TRUST:
Asset backed certificates, Class A-1 (Notes 3, 4 and 6)	118,475
Asset backed certificates, Class A-2 (Notes 3, 4 and 6)	229,000
Asset backed certificates, Class A-3 (Notes 3, 4 and 6)	250,000
Asset backed certificates, Class A-4 (Notes 3, 4 and 6)	95,130
Asset backed certificates, Certificates (Notes 3, 4 and 6)	79,591
Total net assets held in trust
772,196
TOTAL LIABILITIES AND NET ASSETS HELD IN TRUST	$802,321

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2000-A OWNER TRUST
STATEMENT OF INCOME
Period December 21, 1999 (date of formation) through March 31, 2000
(Dollars in Thousands)
INCOME:
Interest income on finance receivables (Notes 2 and 4)	$17,442
Interest income from yield supplement account (Note 5)	241
Total income	17,683

EXPENSE:
Servicing fee (Notes 2 and 4)	2,042
Reimbursement of advance (Note 2)	246
Excess amounts allocated to reimburse for principal losses (Note 3)	535
Excess amounts paid to Seller (Notes 3 and 4)	3,935
Total expense	6,758
NET INCOME	$10,925

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2000-A OWNER TRUST
STATEMENT OF CHANGES IN NET ASSETS HELD IN TRUST
Period December 21, 1999 (date of formation) through March 31, 2000
(Dollars in Thousands)
	Class A-1	Class A-2	Class A-3	Class A-4	Certificates	Total
Issuance of asset backed securities (Note 1)	$ 184,000	$ 229,000	$ 250,000	$ 95,130	$ 79,591	837,721
Net Income	2,200	3,382	3,846	1,497		10,925
Interest distributions (Notes 3 and 4)	(2,200)	(3,382)	(3,846)	(1,497)		(10,925)
Principal distributions (Notes 3 and 4)	(65,525)					(65,525)
Net assets held in Trust at March 31, 2000	118,475	229,000	250,000	95,130	79,591	772,196

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2000-A OWNER TRUST
STATEMENT OF CASH FLOWS
Period December 21, 1999 (date of formation) through March 31, 2000
(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,925
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in collections receivable from Servicer	(905)
Increase in receivable from yield supplement account	(1,380)
Increase in servicing fee payable	664
Increase in payable to Seller	1,046
Increase in reimbursement of advance	193
Net cash provided by operating activities	10,543
CASH PROVIDED BY INVESTING ACTIVITIES - principal payments received from finance receivables	65,525
CASH FLOWS FROM FINANCING ACTIVITIES:
Trust distributions:
Class A-1 noteholders	(42,815)
Class A-2 noteholders	(2,098)
Class A-3 noteholders	(2,386)
Class A-4 noteholders	(929)
Net cash used in financing activities	(48,228)
CASH AND CASH EQUIVALENTS AT MARCH 31, 2000	$27,840
Supplemental disclosure of cash flow information Non-cash investing activities:
Purchase of finance receivables in exchange for asset backed certificates
$837,721

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2000-A OWNER TRUST
NOTES TO FINANCIAL STATEMENTS
PERIOD DECEMBER 21, 1999 (DATE OF FORMATION) THROUGH MARCH 31, 2000

1. GENERAL INFORMATION

The Nissan Auto Receivable 2000-A Owner Trust (the "Trust"), a Delaware business trust, was created pursuant to that certain Trust Agreement, dated as of December 21, 1999, as amended by the Amended and Restated Trust Agreement, dated as of January 27, 2000, by and between Nissan Auto Receivables Corporation ("NARC"), as depositor, and Wilmington Trust Company, as owner trustee. The Trust, NARC, as seller and Nissan Motor Acceptance Corporation ("NMAC" or the "Servicer"), as servicer, entered into a Sale and Servicing Agreement, dated as of January 27, 2000 (the "Sale and Servicing Agreement"), pursuant to which the motor vehicles retail installment sales contracts ("Receivables") and related property were transferred to the Trust. Also on January 27, 2000, the Trust caused the issuance, pursuant to an Indenture, dated January 27, 2000 (the "Indenture"), by and between the Trust, as issuer, and Norwest Bank Minnesota, National Association, as indenture trustee, and pursuant to the Sale and Servicing Agreement, of the Notes, issued in the following classes: Class A-1, Class A-2, Class A-3 and Class A-4 (collectively, the "Notes"). The Notes with an aggregate principal balance of $758,130,000 were sold to Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities Inc., as underwriters (the "Underwriters"), pursuant to an Underwriting Agreement, dated January 19, 2000 (the "Underwriting Agreement"), by and among NARC, NMAC, Chase Securities Inc., on behalf of itself and as representative of the Underwriters. The Notes have been registered pursuant to the Securities Act of 1933, as amended, under a Registration Statement on Form S-3.

The parent of the Seller, NMAC, services the Receivables pursuant to the Sale and Servicing Agreement, dated as of January 27, 2000, and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Company retains physical possession of the documents relating to the Receivables as custodian for the Trustee. The Trust has no employees.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared on an accrual basis of accounting. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Trust considers investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents in the collection account as of March 31, 2000 amounted to $27,840,000, which represents payments received by the Servicer during March 2000.

Collections receivable from Servicer - Collections receivable from the Servicer amounted to $905,000 and are substantially comprised of collections received by the Servicer from the Receivables on March 31, 2000 and deposited in a collection account on April 3, 2000.

Finance Receivables - Interest income on the Receivables is calculated using the simple interest method and is recorded as earned. The finance receivables had a weighted average coupon rate of 7.20% and a weighted average maturity of 50 months at March 31, 2000.

Servicing Fee - The servicing fee is calculated as 1% of the beginning balance of finance receivables and is recorded on a monthly basis. The amount of servicing fee for the period ended March 31, 2000 amounted to $2,042,000, of which $664,000 is included in servicing fee payable at March 31, 2000.

Advance - The Servicer is required to advance payment amounts that are delinquent but deemed collectable.

3. PRIORITIES OF DISTRIBUTIONS

The total collections received by the Trust are distributed in the following priority:

  Unpaid Advance Reimbursement

  Servicing fee to Seller

  Class A-1 interest

  Class A-2 interest

  Class A-3 interest

  Class A-4 interest

  Class A-1 principal (all principal until paid in full, then Class A-2)

  Class A-2 principal (all principal until paid in full, then Class A-3)

  Class A-3 principal (all principal until paid in full, then Class A-4)

  Class A-4 principal (all principal until paid in full, then Certificate Class)

  Reserve account

  Certificate Class principal

  Excess amounts to Seller

If losses are greater than the excess amounts to Seller, the principal shortfall is carried over to future periods and is reduced by excess collections from future periods, if any.

  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) is passed through on each distribution date commencing February 15, 2000, as defined in the Sales and Servicing Agreement. Principal consists of payments on the Receivables that are allocable to the repayment of the amount financed. Interest is passed through to noteholders on each distribution date, as defined in the Agreement, commencing February 15, 2000, at a rate of 6.125% per annum for Class A-1, at a rate of 6.730% for Class A-2, at a rate of 7.010% per annum for Class A-3 and at a rate of 7.170% per annum for Class A-4. Excess amounts, if any, which are the difference between the yield of the finance receivables and the sum of the servicing fee, note rates, principal payments, and losses, are distributed to the Seller in accordance with the terms of the Agreement.

The "as-of" date of the finance receivables was December 31, 1999. Principal payments passed through on February 15, 2000 included principal payments for the period January 1, 2000 to January 31, 2000. Interest collected for the period prior to the date of formation of the Trust was distributed to the Seller.

Payments to the Servicer, Class A noteholders and Seller for the period ended March 31, 2000 are summarized as follows (dollars in thousands):

Servicing Fee

Interest at pass-through rate

Principal payments received

Excess amounts allocated to reimburse principal losses

Excess amounts distributed

Servicer
Distributed
$ 1,378

Distribution to be paid
$ 664

Class A-1 noteholders
Distributed
$ 1,400

$ 41,207

$ 208

Distribution to be paid
$ 800

$ 23,783

$ 327

Class A-2 noteholders
Distributed
$ 2,098

Distribution to be paid
$ 1,284

Class A-3 noteholders
Distributed
$ 2,386

Distribution to be paid
$ 1,460

Class A-4 noteholders
Distributed
$ 929

Distribution to be paid
$ 568

Seller
Excess amounts paid to Seller
$ 2,889

Excess amounts to be paid to Seller
$ 1,046

Total amounts distributed and to be paid
$ 2,042

$ 10,925

$ 64,990

$ 535

$ 3,935

5. YIELD SUPPLEMENT ACCOUNT

The Sales and Servicing Agreement requires the Seller to set up a Yield Supplement Account ("YSA Account"), which is a separate trust account for the benefit of all Class A noteholders. This account is used to adjust the yield to the Trust for all Receivables purchased by the Trust with a yield less than the A-4 rate of 7.170%, plus 1% Servicing Rate (the "Required Rate"). Amounts in the YSA Account, which are released to the Trust on a monthly basis, are calculated as one-twelfth times the difference between the yield of these receivables and the Required Rate. The amount in the YSA Account at March 31, 2000 was $25,941,000, which included $1,380,000 which is payable to the Trust. The total amount of interest received from the YSA Account amounted to $241,000 for the period ended March 31, 2000.

6. CREDIT ENHANCEMENT

To protect all Class A noteholders, the Sales and Servicing Agreement requires the Seller to set up a reserve account, which is a separate trust account for the benefit of the Class A noteholders. The initial deposit required and made by the Seller amounted to $6,283,000. Additionally, if certain loss and/or delinquency ratios rise above set limits, the Seller is required to deposit in the reserve account all amounts otherwise distributable to the Seller, until the reserve account reaches the level specified in the Sales and Servicing Agreement. The required amount at March 31, 2000 was $6,283,000. The reserve account amounted to $6,283,000 at March 31, 2000. Such reserve account is held by the Seller as a restricted cash balance.

The Seller will receive no distributions while the loss and/or delinquency ratios continue to be above the set limits for three consecutive months and until the reserve account reaches the level specified.

As of March 31, 2000, the anticipated credit losses on the Receivables based on historical loss experience are estimated to be $13,931,000. Management believes that future receipts of excess servicing amounts will be adequate to repay all amounts due, as such, no allowance for bad debts has been established.

7. FEDERAL INCOME TAXES

The Trust is classified as an owner trust, and therefore is not taxable as a corporation for federal income tax purposes. Each noteholder is treated as the owner of a pro rata undivided interest in each of the Receivables in the Trust.

8. ESTIMATED FAIR VALUE OF FINANCE RECEIVABLES

As of March 31, 2000, the estimated fair value of the finance receivables was $745,590,000. Cash and cash equivalents in collection account, collections receivable from Servicer, receivable from yield supplement account, and all payables approximate fair value due to the short-term maturities of these instruments. The fair value of the finance receivables was estimated by discounting the future cash flows using current market discount rates, historical prepayment and credit loss history.

************